Form 10QSB
period 2000-03-31
VINTENDO CORP/WA
filed 2000-05-15
CIK 1079552

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-QSB

(X)Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended March 31, 2000.

Commission File No: 000-29111

                        VINTENDO CORPORATION
               (Name of small business in its charter)

               NEVADA                         94-3350436
          (State or other               (IRS Employer Id. No.)
     jurisdiction of Incorporation)

                7011 South Brookshire Court
                Spokane, Washington                   99223
                   (Address of Principal Office)     Zip Code

                Issuer's telephone number:   (509) 448-4946

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  X  No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At March 31, 2000, the following shares of common were outstanding: Common
Stock, par value of $0.001, 5,000,000 shares.

Transitional Small Business Disclosure Format (Check one):
Yes   No  X

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended March 31, 2000, follow. The financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the periods presented.

The following financial statements are attached to this report and filed as a part thereof.

     1) Balance Sheet
     2) Statement of Operations
     3) Statement of Changes in Stockholders' Equity
     4) Statement of Cash Flows
     5) Notes to Financial Statements

                          Vintendo Corporation
                      (A Development Stage Company)
                         Unaudited Balance Sheets
                As of December 31, 1999 and March 31, 2000

                                               December 31,  March 31,
                                                    2000         1999
                                               ----------   ---------
ASSETS
Cash                                              $ 5,000     $ 5,000
                                                  -------     -------

Total Assets                                      $ 5,000     $ 5,000
                                                  =======     =======

LIABILITIES
Accounts Payable                                  $     0     $     0
                                                  -------     -------
STOCKHOLDERS' EQUITY
Common Stock:
   Paid-In Capital, Par Value $0.001 per
   Share, 75,000,000 Shares Authorized,
   5,000,000 Shares Outstanding                   $ 5,000     $ 5,000
Paid In Capital In Excess of Par Value                  0           0
(Deficit) Accumulated During Development
   Stage                                                0           0
                                                  -------     -------
Total Stockholders' Equity                        $ 5,000     $ 5,000
                                                  -------     -------

Total Liabilities and Stockholders' Equity        $ 5,000     $ 5,000
                                                  =======     =======

See accompanying notes to financial statements.

                           Vintendo Corporation
                      (A Development Stage Company)
                          Statement of Operations
             For the Three Months Ended March 31, 1999 and
                    March 31, 2000 and for the Period
         From Inception (February 11, 1999) through March 31, 2000


                                  Three Months  Three Months  Inception
                                      Ended         Ended      Through
                                     March 31,     March 31,  March 31,
                                        1999          2000       2000
                                     ---------     ---------  ---------
Operating Revenues                    $     0       $     0    $     0

Operating Expenses                    $     0       $     0    $     0
                                     ---------     ---------  ---------

Net Income (Loss )                    $     0       $     0    $     0

Per Share Information:
   Basic and Diluted (Loss)
   per Common Share                   $ (0.00)      $ (0.00)    $(0.00)

Weighted Average Shares Outstanding  5,000,000     5,000,000  5,000,000

               See accompanying notes to financial statements.

                           Vintendo Corporation
                       (A Development Stage Company)
                          Statement of Cash Flows
                 For the Three Months Ended March 31, 1999 and
                    March 31, 2000 and for the Period
         From Inception (February 11, 1999) through March 31, 2000

                                  Three Months  Three Months  Inception
                                      Ended         Ended      Through
                                     March 31,     March 31,  March 31,
                                        1999          2000       2000
                                     ---------     ---------  ---------

Net Income (Loss)                     $     0       $     0    $     0
                                     ---------     ---------  ---------
Net Cash Provided From (Used In)
   Operating Activities               $     0       $     0    $     0

Cash Flows From (Used In) Financing   $     0       $     0    $     0
   Activities:
      Common Stock Sold for Cash        5,000             0      5,000
                                     ---------     ---------  ---------

Net Increase (Decrease) in Cash         5,000             0          0

Cash at Beginning of Period             5,000         5,000      5,000
                                    ----------    ----------  ---------

Cash at End of Period                $  5,000      $  5,000    $ 5,000
                                    ==========    ==========  =========

              See accompanying notes to financial statements.

                             Vintendo Corporation
                        (A Development Stage Company)
                             Management Provided
                        Notes to Financial Statements
                               March 31, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Vintendo Corporation was incorporated on February 11, 1999, under the laws of the State of Nevada, for the purpose of engaging in any lawful business. The Company has elected to report on a calendar year basis.

The Company is in its development stage and to date its activities have been limited to organization, capital formation, and issuance of shares to its original shareholders. It has not yet commenced any operational activities. The Company plans to locate and negotiate with a business entity to merge into the Company. In certain instances, such a company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge.

The Company has authorized 75,000,000 shares of Common Stock having a par value of $.001 per share. On February 11, 1999, the Company issued a total of 5,000,000 of its Common Shares at $0.001 per Share, for total proceeds of $5,000. As of March 31, 2000, 5,000,000 shares of Common Stock had been issued and were outstanding.

The Company has not yet determined and established its accounting policies and procedures, except as follows:

1. The Company uses the accrual method of accounting.

2. Net loss per share is provided in accordance with Financial Accounting Standards No. 128 (FAS No. 128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted-average number of common shares during the period. Diluted loss per share reflects the per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. No stock options were available or granted during the periods presented. Accordingly, basic and diluted loss per share are the same for all periods presented.

3. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real property. The President of the Company provides office services without charge. Such costs are immaterial to the financial statements and, accordingly have not been reflected therein. The officer and director of the Company is involved in other business activities including other companies with business intent similar to that of the Company, and may, in the future, become active in other business activities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their own business interests. The Company has not formulated a policy for the resolution of such conflicts.

As of March 31, 2000, no shareholders, officers, directors, or other related parties had incurred costs on behalf of the Company to be repaid or refunded by the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources.

The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net proceeds in the amount of $5,000 from its initial capitalization. Consequently, the Company's balance sheet for the quarter ended March 31, 2000, reflects a total asset value of $5,000.

Management believes the Company for the next twelve months has sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through sale of securities, or otherwise. As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is currently anticipated that the Company may rely on loans from shareholders or third parties to pay expenses at least until it is able to consummate a business combination.

Results of Operations.

During the period from February 11th, 1999 (inception) through March 31, 2000, the Company has engaged in no significant operations other than organizational activities and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received during this period, and the Company experienced no cumulative net losses.

As of the end of its first quarter ending March 31, 2000, the Company is pursuing, but has not yet reached any agreement or definitive understanding with any person concerning any business combination transaction between the Company and any other entity. The Company's immediate business plan is to pursue a possible business combination transaction. The predicted time frame and methodology of a possible business combination transaction, as of the date of this filing, has not been determined. A business combination transaction is considered possible but not probable. The Company plans to continue with its business plan to seek, investigate, and possibly acquire one or more properties or businesses. Such an acquisition may be made by purchase, merger, and/or exchange of stock, or otherwise and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

The Company has not conducted any operations to date and has no net losses since inception (February 11th, 1999). The Company does not expect to generate any revenue until it completes a business combination, but in the future it may incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company may incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements may include statements regarding seeking business opportunities, payment of operating expenses, and the like, and are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from projections or estimates contained herein. Factors which could cause actual results to differ materially include, among others, unanticipated delays or difficulties in location of a suitable business acquisition candidate, unanticipated or unexpected costs and expenses, competition and changes in market conditions, lack of adequate management personnel and the like. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially form those anticipated, estimated or projected. The Company cautions again placing undue reliance on forward-looking statements all of that speak only as of the date made.

PART II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K - No reports on Form 8-K were required to be filed for the quarter for which this report is filed.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VINTENDO CORPORATION
(Registrant)

Date:  May 12, 2000


By: /s/___________________________
        Kevin Nichols
        President and Director