Form 10QSB
period 2000-09-30
VINTENDO CORP/WA
filed 2000-10-05
CIK 1079552

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   Form 10-QSB
                         Commission File No: 000-29111

(X)Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended September 30, 2000.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At September 30, 2000, the following shares of common were outstanding: Common Stock, par value of $0.001, 5,000,000 shares.

Transitional Small Business Disclosure Format (Check one):
Yes   No  X

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended September 30 2000, follow. The financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the periods presented.

The following financial statements are attached to this report and filed as a part thereof.

Balance Sheets as of December 31, 1999 and September 30, 2000.

Income Statements for the three months ended September 30, 1999 and September 30, 2000, and for the period from Inception (February 11, 1999) through September 30, 2000.

Statements of Cash Flows for the three months ended September 30, 1999 and September 30, 2000, and for the period from Inception (February 11, 1999) through September 30, 2000.

Notes to Financial Statements
                                   Vintendo Corporation
                              (A Development Stage Company)
                                 Unaudited Balance Sheets
                       As of December 31, 1999 and September 30, 2000

                                            December 31,    September 30,
                                            1999            2000
                                            ------------    -----------
ASSETS
Cash                                        $ 5,000         $ 5,000
                                            -------         -------

Total Assets                                $ 5,000         $ 5,000
                                            =======         =======

LIABILITIES
Accounts Payable                            $     0         $     0
                                            -------         -------
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

                                              Vintendo Corporation
                                         (A Development Stage Company)
                                            Statement of Operations
                                 For the Three Months Ended September 30, 1999
                                  and September 30, 2000 and for the Period
                                        From Inception (February 11, 1999)
                                            through September 30, 2000

                            Three Months     Three Months        Inception
                               Ended            Ended            Through
                             September 30,    September 30,     September 30,
                                 1999            2000              2000
                             -------------    -------------     -------------
Operating Revenues            $     0          $     0           $     0

Operating Expenses            $     0          $     0           $     0
                             -------------    -------------     -------------

Net Income (Loss )            $     0          $     0           $     0

Per Share Information:
   Basic and Diluted (Loss)
   per Common Share           $ (0.00)         $ (0.00)          $ (0.00)

Weighted Average Shares
 Outstanding                  5,000,000        5,000,000         5,000,000
                              =========        =========         =========

See accompanying notes to financial statements.

                                         Vintendo Corporation
                                    (A Development Stage Company)
                                      Statement of Cash Flows
                             For the Three Months Ended September 30, 1999 and
                                  September 30, 2000 and for the Period
                                    From Inception (February 11, 1999)
                                        through September 30, 2000

                             Three Months    Three Months      Inception
                                Ended           Ended          Through
                             September 30,   September 30,   September 30,
                                 1999           2000            2000
                             -------------   -------------   -------------

Net Income (Loss)             $     0         $     0         $     0
                              -------         -------         -------
Net Cash Provided From
 (Used In) Operating
  Activities                  $     0         $     0         $     0

Cash Flows From (Used In)
Financing Activities:         $     0         $     0         $     0
      Common Stock Sold
       for Cash                 5,000               0           5,000
                              -------         -------         -------

Net Increase (Decrease)
 in Cash                        5,000               0               0

Cash at Beginning of Period     5,000           5,000           5,000
                             --------        --------         -------

Cash at End of Period        $  5,000        $  5,000         $ 5,000
                             ========        ========         =======

See accompanying notes to financial statements.

                             Vintendo Corporation
                        (A Development Stage Company)
                             Management Provided
                        Notes to Financial Statements
                             September 30, 2000

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

The Company has authorized 75,000,000 shares of Common Stock having a par value of $.001 per share. On February 11, 1999, the Company issued a total of 5,000,000 of its Common Shares at $0.001 per Share, for total proceeds of $5,000. As of September 30, 2000, 5,000,000 shares of Common Stock had been issued and were outstanding.

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

As of September 30, 2000, no shareholders, officers, directors, or other related parties had incurred costs on behalf of the Company to be repaid or refunded by the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources.

The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net proceeds in the amount of $5,000 from its initial capitalization. Consequently, the Company's balance sheet for the quarter ended September 30 2000, reflects a total asset value of $5,000.

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

Results of Operations.

During the period from February 11th, 1999 (inception) through September
30, 2000, the Company has engaged in no significant operations other than organizational activities and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received during this period, and the Company experienced no cumulative net losses.

As of the end of its third quarter ending September 30, 2000, the Company is pursuing, but has not yet reached any agreement or definitive understanding with any person concerning any business combination transaction between the Company and any other entity. The Company's immediate business plan is to pursue a possible business combination transaction. The predicted time frame and methodology of a possible business combination transaction, as of the date of this filing, has not been determined. A business combination transaction is considered possible but not probable. The Company plans to continue with its business plan to seek, investigate, and possibly acquire one or more properties or businesses. Such an acquisition may be made by purchase, merger, and/or exchange of stock, or otherwise and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

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

VINTENDO CORPORATION
(Registrant)

Date:  October 4, 2000


By: /s/Kevin Nichols
    ----------------
       Kevin Nichols
       President and Director