Form 10KSB
period 2000-12-31
VINTENDO CORP/WA
filed 2001-03-05
CIK 1079552

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           Form 10-KSB
                   Commission File No: 0-29111

(Mark One)

X Annual report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended December 31, 2000

_____Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

                       VINTENDO CORPORATION
                       --------------------
             (Name of small business in its charter)

         NEVADA                               94-3350436
         ------                               ----------
       (State or other                     (IRS Employer Id. No.)
       jurisdiction of Incorporation)

                    7011 South Brookshire Court
                     Spokane, Washington 99223
                     -------------------------
                   (Address of Principal Office)

          Issuer's telephone number:   (509) 448-4946


Securities to be registered under Section 12(b) of the Act:

                       Title of each class
                       -------------------
                               N/A

Securities to be registered under Section 12(g) of the Act:

                      Common Stock, $0.001
                      --------------------
                        (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes  X   No ____

Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

State issuer's revenue for its most recent fiscal year: $  -0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2): $ -0-

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court. N/A   Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 as of February 28, 2001.

(Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At February 28, 2001, the following shares of common were outstanding: Common Stock, par value of $0.001, 5,000,000 shares.

Transitional Small Business Disclosure Format (Check one):  Yes   No  X

PART I

STATEMENT REGARDING FORWARD-LOOKING INFORMATION.

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

ITEM 1. DESCRIPTION OF BUSINESS

General

The Company was incorporated under the laws of the State of Nevada on February 11, 1999, and is in the developmental and promotional stages. To date, the Company's only activities have been organizational ones, directed at the raising of capital, and preliminary efforts to seek one or more properties or businesses for acquisition. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate.

The Company registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB. As a reporting company under the Exchange Act, the Company may register additional securities on Form S-8 (provided that it is then in compliance with the reporting requirements of the Exchange Act) and on Form S-3 (provided that is has during the prior 12 month period timely filed all reports required under the Exchange Act), and its class of common stock registered under the Exchange Act may be traded in the United States securities markets provided that the Company is then in compliance with applicable laws, rules and regulations, including compliance with its reporting requirements under the Exchange Act.

The Company's business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses. Such an acquisition may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

As of the end of its fiscal year ending December 31, 2000, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

Management believes that there are perceived benefits to being a reporting company with a class of publicly traded securities. These are commonly thought to include (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) shareholder liquidity;
(6) greater ease in subsequently raising capital; (7) compensation of key employees through options stock; (8) enhanced corporate image; and (9) a presence in the United States capital market.

A business entity, if any, which may be interested in a business combination with the Company may include (1) a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses; (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company which wishes to become public with less dilution of its common stock than would occur normally upon an underwriting;
(4) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; (5) a foreign company which may wish an initial entry into the United States securities market; (6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; or (7) a company seeking one or more of the other perceived benefits of becoming a public company.

The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications, and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

The Company may seek a business opportunity with entities that have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

Management of the Company, which in all likelihood will not be experienced in matters relating to the business of a target business, will rely upon its own efforts in accomplishing the business purposes of the Company. Outside consultants or advisors may be utilized by the Company to assist in the search for qualified target companies. If the Company does retain such an outside consultant or advisor, any cash fee earned by such person will need to be assumed by the target business, as the Company has limited cash assets with which to pay such obligation.

It is emphasized that management of the Company may effect transactions having a potentially adverse impact upon the Company's shareholders pursuant to the authority and discretion of the Company's management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Company management does not generally anticipate that it will provide holders of the Company's securities with financial statements, or any other documentation, concerning a target company or its business prior to any merger or acquisition. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by Company management which elects to seek the stockholders' advice and consent, or because state law so requires.

The Company does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution. As a result, management may elect to merge with a target business, which has one, or more undiscovered shortcomings and may, if given the choice to select among target businesses, fail to enter into an agreement with the most investment-worthy target business.

Following a business combination the Company may benefit from the services of others in regard to accounting, legal services, underwriting, and corporate public relations. If requested by a target business, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will no longer be in control of the Company. In addition, it is likely that the Company's officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination and the Company is no longer considered a blank check company.

The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

While the terms of a business transaction to which the Company may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended

With respect to any merger or acquisition negotiations with a target business, management expects to focus on the percentage of the Company which target business shareholders would acquire in exchange for their shareholdings in the target business. Depending upon, among other things, the target business's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific firm may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. Because of the lack of training or experience of the Company's management, the Company will be dependent upon the owners of a business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

The analysis of business opportunities will be undertaken by or under the supervision of the Company's executive officers and directors. Although there is no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and in that event, might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors:

(1) Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

(2) Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

(3) Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

(4) Capital requirements and anticipated availability of required funds, to be provided from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

(5) The cost of participation by the Company as compared to the perceived tangible and intangible values and potential;

(6)  The extent to which the business opportunity can be advanced;

(7) The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

(8) The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items; and

     (a) Whether the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future to become, such as to permit the securities of the Company, following the business combination, to qualify to be listed on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 recently adopted by the Securities and Exchange Commission.

The Company is unable to predict when it may participate in a business opportunity and it has not established any deadline for completion of a transaction. It expects, however, that the process of seeking candidates, analysis of specific proposals and the selection of a business opportunity may require several additional months or more.

Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of product, service and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements or an indication that audited statements will be available within sixty (60) days following completion of a merger transaction; and other information deemed relevant.

As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

Management believes that various types of potential merger are acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising equity capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be assistance in that process. Acquisition candidates whom have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

Plan of Acquisition

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's directors may resign and new directors may be appointed without any vote by stockholders.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of up to 80% of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's stockholders in such circumstances would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. The current officers, directors and principal shareholders might also do any such issuance of additional shares simultaneously with a sale or transfer of shares representing a controlling interest in the Company. (See "Description of Business - General").

It is anticipated that any securities issued in any reorganization would be issued in reliance upon exemptions, if any were available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

As a general matter, the Company anticipates that it will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind either the Company or the business opportunity to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor the business opportunity will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should either party elect to exercise any right provided in the agreement to terminate it on specified grounds.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision were made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to procure goods and services.

Competition

The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities. The Company also will experience competition from other public "blank check" companies many of, which may have more funds available than does the Company.

Administrative Offices

The Company currently maintains a mailing address at 7011 S. Brookshire Ct., Spokane, WA 99223, which is the office address of its President. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

Employees

The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. No remuneration will be paid to the Company's officers except as set forth under "Executive Compensation" and under "Certain Relationships and Related Transactions."

Note: The Company cautions the reader that there are many uncertainties and unknown factors which could affect its ability to carry out its business plan in the manner described herein.

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently maintains a mailing address at 7011 South Brookshire Ct., Spokane, WA 99223. The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of Kevin Nichol's (officer and director of the Company) at no cost to the Company and the Company expects this arrangement to continue until the Company completes an acquisition or merger.

The Company currently has no investments in real estate, real estate mortgages, or real estate securities, and does not anticipate making any such investments in the future. However, the policy of the Company with respect to investment in real estate assets could be changed in the future without a vote of security holders.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year that ended December 31, 2000.

Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is currently no market for the Company's common stock.

No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of proceeds in the amount of $5,000 from its inside capitalization funds

Results of Operations

During the period from February 11, 1999 (inception) through December 31, 2000, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. The Company received no revenues during this period.

For the fiscal year ending December 31, 2001, the Company may incur a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Need for Additional Financing

The Company will require additional capital in order to meet its cash needs for the next year, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.

No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering

ITEM 7. FINANCIAL STATEMENTS

                          VINTENDO CORPORATION
                      AUDITED FINANCIAL STATEMENTS

As of December 31, 1999 and December 31, 2000, and for the Period from February 11, 1999 (date of inception) through December 31, 1999 and the year ended December 31, 2000

Independent Auditor's Report

Financial Statements:
 Balance Sheets
  as of December 31, 1999 and December 31, 2000

Statements of Operations
 for the period from February 11, 1999 (date of inception) through December 31, 1999, and the year ended December 31, 2000

Statement of Changes in Stockholders' Equity for the period from February 11, 1999 (date of inception) through December 31, 1999, and the year ended December 31, 2000

Statements of Cash Flows
 for the period from February 11, 1999 (date of inception) through December 31, 1999, and the year ended December 31, 2000

Notes to Financial Statements

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders of Vintendo Corporation:

I have audited the accompanying Balance Sheets of Vintendo Corporation (a Nevada Corporation) as of December 31, 1999 and December 31, 2000, and the related Statements of Operations, Changes in Stockholders' Equity, and Cash Flows for the period from February 11, 1999 (the date of inception) through December 31, 1999, and the year ended December 31, 2000. These Financial Statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the Financial Statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the Financial Statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall Financial Statement presentation. I believe that my audit provided a reasonable basis for my opinion.

In my opinion, the Financial Statements referred to above present fairly, in all material respects, the financial position of Vintendo Corporation as of December 31, 1999 and December 31, 2000, and the results of its operations and its cash flows for the periods from February 11, 1999 (date of inception) through December 31, 1999 and the year ended December 31, 2000, in conformity with generally accepted accounting principles.

/s/ Merri Nickerson
--------------------
MERRI NICKERSON, CPA
Spokane, Washington
January 23, 2001

                       Vintendo Corporation
                   (A Development Stage Company)
              Balance Sheets As of December 31, 1999
                       and December 31, 2000

                                             December 31,    December 31,
                                                    1999          2000
                                             -----------      -----------

ASSETS
Cash                                           $   5,000        $   5,000
                                               ---------        ---------
Total Assets                                   $   5,000        $   5,000

LIABILITIES
Accounts Payable                               $       0        $       0
                                               ---------        ---------
STOCKHOLDERS' EQUITY
Common Stock:
   Paid-In Capital, Par Value $0.001 per
   Share, 75,000,000 Shares Authorized,
   5,000,000 Shares Outstanding                $   5,000        $   5,000
Paid In Capital In Excess of Par Value                 0                0
(Deficit) Accumulated During Development
   Stage                                               0                0
                                               ---------        ---------
Total Stockholders' Equity                     $   5,000        $   5,000
                                               ---------         --------

Total Liabilities and Stockholders' Equity     $   5,000        $   5,000
                                               =========        =========

See accompanying notes to financial statements.


                            Vintendo Corporation
                      (A Development Stage Company)
                         Statements of Operations
               For the Period from Inception (February 11, 1999) and the Year Ended December 31, 1999, and for the
                   Period from Inception to December 31, 2000

                         Inception to    Year Ended     Inception to
                         December 31,    December 31,   December 31,
                                1999            2000           2000
                         -----------     -----------    ------------
Operating Revenues       $         0       $       0      $        0

Operating Expenses                 0               0               0
                         -----------     -----------     -----------

Net Income (Loss)        $         0       $       0      $        0

Per Share Information:
   Basic and Diluted (Loss)
   per Common Share      $      0.00       $    0.00      $     0.00

Weighted Average Shares
 Outstanding               5,000,000       5,000,000       5,000,000

See accompanying notes to financial statements.

                              Vintendo Corporation
                         (A Development Stage Company)
                 Statements of Changes in Stockholders' Equity
                For the Period from Inception (February 11, 1999)
                              to December 31, 2000

                           Common     Par       Excess of     Retained
                           Shares     Value     Par Value     Earnings
                          ----------  --------- -----------   ----------
Issuance of Common
  Shares Cash at
  $0.001 per Share       5,000,000       5,000           0           --

Net Operating Loss for the
  Period from February 11, 1999
  (date of inception) to
  December 31, 1999            --           --          --            0
                       ----------   ----------   ---------     --------
BALANCE AT
  DECEMBER 31,
  1999                  5,000,000        5,000      $    0      $     0
                        =========        =====      ======      =======
Net Operating Loss for the
  Period from January 1,
  2000  to December 31,
  2000                         --          --           --            0
                       ----------   ---------    ---------    ---------
BALANCE AT
  DECEMBER 31,
  2000                  5,000,000      $ 5,000     $     0      $     0
                        =========      =======     =======      =======

See accompanying notes to financial statements.

                           Vintendo Corporation
                      (A Development Stage Company)
                         Statements of Cash Flows
           For the Period from Inception (February 11, 1999)
            and the Year Ended December 31, 1999, and for the
                Period from Inception to December 31, 2000

                            Inception to   Year Ended    Inception to
                             December 31,  December 31,    December 31,
                                    1999          2000            2000
                             -----------   -----------    ------------

Net Income (Loss)            $        0    $         0     $         0
                            -----------    -----------     -----------
Net Cash Provided From (Used In)
   Operating Activities               0              0               0

Cash Flows From (Used In)
  Financing Activities:
   Common Stock Sold for Cash     5,000              0           5,000
                            -----------     ----------      ----------

Net Increase (Decrease)
 in Cash                          5,000              0           5,000

Cash at Beginning of Period           0          5,000               0
                            -----------     ----------      ----------

Cash at End of Period       $     5,000     $    5,000      $    5,000
                            ===========     ==========      ==========

See accompanying notes to financial statements.

                           Vintendo Corporation
                      (A Development Stage Company)
                      Notes to Financial Statements
                December 31, 1999 and December 31, 2000

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

The Company has authorized 75,000,000 shares of Common Stock having a par value of $.001 per share. On February 11, 1999, the Company issued a total of 5,000,000 of its Common Shares at $0.001 per Share, for total proceeds of $5,000. As of December 31, 1999 and December 31, 2000, a total of 5,000,000 shares of Common Stock had been issued and were outstanding.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real property. The President of the Company provides office services without charge. Such costs are immaterial to the financial statements and, accordingly have not been reflected therein. The officers and directors of the Company are involved in other business activities including other companies with business intent similar to that of the Company, and may, in the future, become active in other business activities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their own business interests. The Company has not formulated a policy for the resolution of such conflicts.

As of December 31, 2000, no shareholders, officers, directors, or other related parties had incurred costs on behalf of the Company to be repaid or refunded by the Company.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no change in, or disagreements with, it's principal independent accountant since the date of inception.

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, POMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company has one Director and Officer, and one other control person, as follows:

Name                          Age          Positions and Offices Held
------------------            ---          --------------------------

Kevin Nichols                  42          President, Secretary,
                                           Director

Jeff Nichols                   44          Control Person

There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

Set forth below is the name of the director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Kevin Nichols received his Bachelor of Business Administration degree in accounting from Boise State University in 1980. From 1980 to 1983, he was a CPA with Arthur Andersen & Company. From 1983 to 1985, he was Assistant Vice President - Finance with SAFECO Properties. From 1985 to 1987, he was Assistant Vice President with Wells Fargo Real Estate Advisors. From 1987 to 1992, he was a Vice President - Commercial Real Estate with Seattle
First National Bank. From 1992 to 1997, he was Director - Development & Special Projects with Kiemle & Hagood Company, a full service commercial real estate company in Spokane, WA. Mr. Nichols left Kiemle & Hagood
Company to form Altres Group, LLC, which specializes in business development and investment services. In addition, Mr. Nichols is a Director and the Chief Financial Officer of High Altitude Mapping Missions, Inc., a private company, in its development stage, that is looking to commercially exploit radar technology to topographically map the earth's surface.

Set forth below is the name of a control person of the Company and the business experience during at least the last five years:

Jeff Nichols received his J.D. from the University of California, Hastings College of Law, and has studied finance, accounting, and economics at the graduate and undergraduate levels at the University of Washington and Boise State University, respectively. Mr. Nichols is a member of the bar of the State of California. As a sole practitioner, he provides a variety of legal services in the area of general contracts, securities offerings, mergers and acquisitions, and international transactions. He established Altres Group, LLC with his brother, Kevin Nichols, to focus on business development and investment services, while also maintaining his active role as a practicing attorney. In addition, Mr. Nichols is a Director, the President, and Chief Executive Officer of High Altitude Mapping Missions, Inc., a private company, in its development stage, that is looking to commercially exploit radar technology to topographically map the earth's surface.

CURRENT BLANK CHECK COMPANIES

Mr. Kevin Nichols is the president, sole director, and a beneficial shareholder of Wiley Rock Incorporated, Oiram Incorporated, and Polycera Corporation, which have filed registration statements on Form 10-SB under the Exchange Act. Further, Mr. Jeffrey Nichols is a control person for the three companies listed above. The initial business purposes of these three companies was and is to engage in a merger or acquisition with an unidentified company or companies and each will be classified as a blank check company until completion of a business acquisition.

Kevin and Jeffrey Nichols anticipate possibly being involved with additional blank check Companies in the future, as filed under the Securities Act or under the Exchange Act.

CONFLICTS OF INTEREST

The Company's officer and director has organized and expects to possibly organize other companies of a similar nature and with a similar purpose as the Company. Consequently, there are potential inherent conflicts of interest in acting as an officer and director of the Company. Insofar as the officer and director is engaged in other business activities, management anticipates that it will devote only a minor amount of time to the Company's affairs. The Company does not have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations.

A conflict may arise in the event that another blank check company with which management is affiliated is formed and actively seeks a target company. It is anticipated that target companies will be located for the Company and other blank check companies in chronological order of the date of formation of such blank check companies. However, any blank check companies that may be formed may differ from the Company in certain items such as place of incorporation, number of shares and shareholders, working capital, types of authorized securities, or other items. It may be that a target company may be more suitable for or may prefer a certain blank check company formed after the Company. In such case, a business combination might be negotiated on behalf of the more suitable or preferred blank check company regardless of date of formation. Mr. Nichols will be responsible for seeking, evaluating, negotiating, and consummating a business combination with a target company that may result in terms providing benefits to Mr. Nichols.

Mr. Nichols is a 50% owner and a principal of Altres Group, LLC, a corporate/business development company, and he is also a Director and Chief Financial Officer of High Altitude Mapping Missions, Inc., a start-up company looking to commercially exploit radar technology to topographically map the earth's surface. As such, demands may be placed on the time of Mr. Nichols that will detract from the amount of time he is able to devote to the Company. Mr. Nichols intends to devote as much time to the activities of the Company as required. However, should such a conflict arise, there is no assurance that Mr. Nichols would not attend to other matters prior to those of the Company. Mr. Nichols projects that initially approximately five hours per month of his time may be spent locating a target company which amount of time would increase when the analysis of, and negotiations and consummation with, a target company are conducted.

Mr. Nichols owns 50% of Altres Group, LLC that, in turn, owns 5,000,000 shares of common stock of the Company. No other securities, or rights to securities, of the Company will be issued to management or promoters, or their affiliates or associates, prior to the completion of a business combination. At the time of a business combination, management expects that some or all of the 5,000,000 shares of Common Stock owned by Altres Group, LLC will be purchased by the target company. The amount of Common Stock sold or continued to be owned by Altres Group, LLC cannot be determined at this time.

The terms of a business combination may provide for a payment by cash or otherwise to Altres Group, LLC for the purchase of all or parts of its common stock of the Company by a target company. Mr. Nichols would directly benefit from such employment or payment. Such benefits may influence Mr. Nichols's choice of a target company.

The Company may agree to pay finder's fees, as appropriate and allowed, to unaffiliated persons who may bring a target company to the Company where that reference results in a business combination. The amount of any finder's will be subject to negotiation, and cannot be estimated at this time. No finder's fee of any kind will be paid to management or promoters of the Company or to their associates or affiliates. No loans of any type have, or will be, made to management or promoters of the Company or to any of their associates or affiliates.

The Company's officer and director, its promoter, and their affiliates or associates have not had any negotiations with and there are no present arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of a business combination with the Company.

The Company will not enter into a business combination, or acquire any assets of any kind for its securities, in which management or promoters of the Company, or any affiliates, or associates have any interest, direct or indirect.

Management has adopted certain policies involving possible conflicts of interest, including prohibiting any of the following transactions involving management, promoters, shareholders or their affiliates or associates:

    (i)   Any lending by the Company to such persons;
    (ii) The issuance of any additional securities to such persons prior to a business combination;
    (iii) The entering into any business combination or acquisition of assets in which such persons have any interest, direct or indirect; or
    (iv)  The payment of any finder's fees to such persons.

These policies have been adopted by the Board of Directors of the Company, and any changes in these provisions require the approval of the Board of Directors. Management does not intend to propose any such action and does not anticipate that any such action will occur.

There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

INVESTMENT COMPANY ACT OF 1940

Although the Company will be subject to regulation under the Securities Act of 1933 and the Securities Exchange Act of 1934, management believes the Company will not be subject to regulation under the Investment Company Act of 1940 insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940. Any violation of such Act would subject the Company to material adverse consequences.

ITEM 10. EXECUTIVE COMPENSATION

No officer or director received any remuneration from the Company during the fiscal year. Until the Company acquires additional capital, it is not intended that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 28, 2001, each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually, and all directors and officers of the Company as a group. Except as noted each person has sole voting and investment power with respect to the shares shown.

Name and Address                  Amount of             Percentage
of Beneficial Owner               Beneficial Ownership    of Class
- -------------------             --------------------    --------
Altres Group, LLC (1)(2)               5,000,000              100%
7011 S. Brookshire Ct.
Spokane, WA 99223

Kevin Nichols (1)(2)                   2,500,000               50%
7011 S. Brookshire Ct.
Spokane, WA 99223

Jeff Nichols (1)(2)                    2,500,000               50%
1750 B Grant Avenue
San Francisco, CA 94133

All Executive Officers and
Directors as a Group (1 Person)        5,000,000              100%

(1) Since Altres Group, LLC has fewer than 100 shareholders and is not making and does not intend to make a public offering of its securities, management believes that it is not deemed to be an investment company by virtue of an exemption provided under the Investment Company Act of 1940, as amended.

(2) Kevin Nichols and Jeff Nichols each own 50% of Altres Group, LLC and are its principals. Altres Group is a corporate/business development and consulting firm, and thus the Nichols' are considered beneficial owners of the shares of common stock of the Company issued to Altres Group, LLC. The Messrs. Nichols are brothers.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indemnification of Officers and Directors

As permitted by Nevada law, the Company's Articles of Incorporation provide that the Company will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits

      3.1* Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB filed on January 7, 2000, and incorporated herein by reference.

      3.2* By-Laws filed as an exhibit to the Company's registration statement on Form 10-SB filed on January 7, 2000 and incorporated herein by reference.

      27.1  Financial Data Schedule
----
* Previously filed

      (b) There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 2000.

Signatures

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

VINTENDO CORPORATION

By: /s/ Kevin Nichols
        -------------
        Kevin Nichols
        President and Director

Date: March 2, 2001