Form 10QSB
period 2001-03-31
VINTENDO CORP/WA
filed 2001-05-07
CIK 1079552

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-QSB

(X)Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended March 30, 2001.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At March 31, 2001, the following shares of common were outstanding: Common
Stock, par value of $0.001, 5,000,000 shares.

Transitional Small Business Disclosure Format (Check one):
Yes   No  X

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended March 31, 2001, follow. The financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the periods presented.

The following financial statements are attached to this report and filed as a part thereof.

     1) Balance Sheet
     2) Statement of Operations
     3) Statement of Cash Flows
     4) Notes to Financial Statements

                          Vintendo Corporation
                      (A Development Stage Company)
                         Unaudited Balance Sheets
                As of March 31, 2000 and March 31, 2001

                                                 March 31,   March 31,
                                                     2000        2001
                                               ----------   ---------
ASSETS
Cash                                              $ 5,000     $ 5,000
                                                  -------     -------

Total Assets                                      $ 5,000     $ 5,000
                                                  =======     =======

LIABILITIES
Accounts Payable                                  $     0     $     0
                                                  -------     -------
STOCKHOLDERS' EQUITY
Common Stock:
   Paid-In Capital, Par Value $0.001 per
   Share, 75,000,000 Shares Authorized,
   5,000,000 Shares Outstanding                   $ 5,000     $ 5,000
Paid In Capital In Excess of Par Value                  0           0
(Deficit) Accumulated During Development
   Stage                                                0           0
                                                  -------     -------
Total Stockholders' Equity                        $ 5,000     $ 5,000
                                                  -------     -------

Total Liabilities and Stockholders' Equity        $ 5,000     $ 5,000
                                                  =======     =======
                 See accompanying notes to financial statements.

                              Vintendo Corporation
                         (A Development Stage Company)
                             Statement of Operations
                For the Three Months Ended March 31, 2000 and
                       March 31, 2001 and for the Period
            From Inception (February 11, 1999) through March 31, 2001

                                  Three Months  Three Months  Inception
                                      Ended         Ended      Through
                                     March 31,     March 31,  March 31,
                                         2000          2001       2001
                                     ---------     ---------  ---------
Operating Revenues                    $     0       $     0    $     0

Operating Expenses                    $     0       $     0    $     0
                                     ---------     ---------  ---------
Net Income (Loss )                    $     0       $     0    $     0

Per Share Information:
   Basic and Diluted (Loss)
   per Common Share                   $ (0.00)      $ (0.00)    $(0.00)

Weighted Average Shares Outstanding  5,000,000     5,000,000  5,000,000

               See accompanying notes to financial statements.

                             Vintendo Corporation
                         (A Development Stage Company)
                            Statement of Cash Flows
                   For the Three Months Ended March 31, 2000 and
                      March 31, 2001 and for the Period
           From Inception (February 11, 1999) through March 31, 2001

                                  Three Months  Three Months  Inception
                                      Ended         Ended      Through
                                     March 31,     March 31,  March 31,
                                         2000          2001       2001
                                     ---------     ---------  ---------

Net Income (Loss)                     $     0       $     0    $     0
                                     ---------     ---------  ---------
Net Cash Provided From (Used In)
   Operating Activities               $     0       $     0    $     0

Cash Flows From (Used In) Financing   $     0       $     0    $     0
   Activities:
      Common Stock Sold for Cash            0             0      5,000
                                     ---------     ---------  ---------

Net Increase (Decrease) in Cash             0             0          0

Cash at Beginning of Period             5,000         5,000      5,000
                                    ----------    ----------  ---------

Cash at End of Period                $  5,000      $  5,000    $ 5,000
                                    ==========    ==========  =========
              See accompanying notes to financial statements.

                             Vintendo Corporation
                        (A Development Stage Company)
                             Management Provided
                        Notes to Financial Statements
                                March 30, 2001

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

The Company has authorized 75,000,000 shares of Common Stock having a par value of $.001 per share. On February 11, 1999, the Company issued a total of 5,000,000 of its Common Shares at $0.001 per Share, for total proceeds of $5,000. As of March 30, 2001, 5,000,000 shares of Common Stock had been issued and were outstanding.

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

As of March 30, 2001, no shareholders, officers, directors, or other related parties had incurred costs on behalf of the Company to be repaid or refunded by the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources.

The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net proceeds in the amount of $5,000 from its initial capitalization. Consequently, the Company's balance sheet for the quarter ended March 30, 2001, reflects a total asset value of $5,000.

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

Results of Operations.

During the period from February 11, 1999 (inception) through March
30, 2001, the Company has engaged in no significant operations other than organizational activities and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received during this period, and the Company experienced no cumulative net losses.

As of the end of its second quarter ending March 30, 2001, the Company is pursuing, but has not yet reached any agreement or definitive understanding with any person concerning any business combination transaction between the Company and any other entity. The Company's immediate business plan is to pursue a possible business combination transaction. The predicted time frame and methodology of a possible business combination transaction, as of the date of this filing, has not been determined. A business combination transaction is considered possible but not probable. The Company plans to continue with its business plan to seek, investigate, and possibly acquire one or more properties or businesses. Such an acquisition may be made by purchase, merger, and/or exchange of stock, or otherwise and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

The Company has not conducted any operations to date and has no net losses since inception (February 11, 1999). The Company does not expect to generate any revenue until it completes a business combination, but in the future it may incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company may incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

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

VINTENDO CORPORATION
(Registrant)

Date:  April 17, 2001

By: /s/Kevin Nichols
    -------------------------
       Kevin Nichols
       President and Director