Form 10QSB
period 2001-09-30
VINTENDO CORP/WA
filed 2002-08-22
CIK 1079552

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-QSB

(X) Quarterly report under section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended September 30, 2001.

                         Commission File No: 000-29111

                        121 INTERNATIONAL CORPORATION
                   (formerly known as Vintendo Corporation)
                        -----------------------------
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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At September 30, 2001, the following shares of common were outstanding: Common Stock, par value of $0.001, 61,111,110 shares.

Transitional Small Business Disclosure Format (Check one): Yes   No  X

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the nine months ended September 30, 2001, follow. The financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the periods presented.

The following financial statements are attached to this report and filed as a part thereof.

     1) Balance Sheet
     2) Statement of Operations
     3) Statement of Cash Flows
     4) Notes to Financial Statements

                      121 International Corporation
                      (A Development Stage Company)
                         Unaudited Balance Sheets
              As of September 30, 2000 and September 30, 2001

                                             September 30,    September 30,
                                                     2000             2001
                                               ----------        ---------
ASSETS
Cash                                              $ 5,000          $     0
                                                  -------          -------

Total Assets                                      $ 5,000          $     0
                                                  =======          =======

LIABILITIES
Accounts Payable                                  $     0          $     0
                                                  -------          -------
STOCKHOLDERS' EQUITY
Common Stock:
   Paid-In Capital, Par Value $0.001 per
   Share, 75,000,000 Shares Authorized,
   61,111,110 Shares Outstanding                  $ 5,000          $61,111
Paid In Capital In Excess of Par Value                  0          (56,111)
(Deficit) Accumulated During Development
   Stage                                                0           (5,000)
                                                  -------          -------
Total Stockholders' Equity                        $ 5,000          $ 5,000
                                                  -------          -------

Total Liabilities and Stockholders' Equity        $ 5,000          $ 5,000
                                                  =======          =======

                  See accompanying notes to financial statements.

                      121 International Corporation
                      (A Development Stage Company)
                          Statement of Operations
             For the Nine Months Ended September 30, 2000 and
                  September 30, 2001 and for the Period
        From Inception (February 16, 1999) through September 30, 2001

                                  Nine Months     Nine Months    Inception
                                     Ended           Ended        Through
                                 September 30,   September 30,  September 30,
                                     2000            2001          2001
                                 ------------    ------------   ------------
Operating Revenues                  $       0       $       0      $       0

Operating Expenses                          0           5,000          5,000
                                    ---------       ---------      ---------

Net Income (Loss )                  $       0       $  (5,000)     $  (5,000)

Per Share Information:
   Basic and Diluted (Loss)
   per Common Share                 $   (0.00)      $   (0.00)     $   (0.00)

Weighted Average Shares Outstanding 5,000,000      18,508,230      8,819,081

               See accompanying notes to financial statements.

                       121 International Corporation
                       (A Development Stage Company)
                          Statement of Cash Flows
              For the Nine Months Ended September 30, 2000 and
                    September 30, 2001 and for the Period
         From Inception (February 16, 1999) through September 30, 2001

                                  Nine Months     Nine Months    Inception
                                     Ended           Ended        Through
                                 September 30,   September 30,  September 30,
                                     2000            2001           2001
                                 ------------    ------------   ------------

Net Income (Loss)                   $       0       $  (5,000)     $  (5,000)
                                    ---------       ---------      ---------
Net Cash Provided From (Used In)
   Operating Activities                     0          (5,000)        (5,000)

Cash Flows From (Used In) Financing         0               0              0
   Activities:
      Common Stock Sold for Cash            0               0          5,000
                                    ---------       ---------      ---------

Net Increase (Decrease) in Cash             0          (5,000)             0

Cash at Beginning of Period             5,000           5,000              0
                                   ----------      ----------      ---------

Cash at End of Period                $  5,000      $        0      $       0
                                   ==========      ==========      =========

                See accompanying notes to financial statements.

                        121 International Corporation
                        (A Development Stage Company)
                             Management Provided
                        Notes to Financial Statements
                              September 30, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Vintendo Corporation was Corporation on February 11, 1999, under the laws of the State of Nevada, for the purpose of engaging in any lawful business. The Company has elected to report on a calendar year basis.

On July 25, 2001, the Company acquired the assets, business plans, strategies, and strategic business relationships held by Mr. Daniel Laroque for a business concept known collectively as the 121 International Concept. Other than this acquisition, the Company has remains in its development stage with its activities to date having been limited to organization, capital formation, and issuance of shares to its original shareholders, and the effort to raise additional funds. It has not yet commenced any operational activities.

The Company has authorized 75,000,000 shares of Common Stock having a par value of $.001 per share. On February 11, 1999, the Company issued a total of 5,000,000 of its Common Shares at $0.001 per Share, for total proceeds of $5,000. In acquiring the assets of the 121 International Concept, the Company issued a total of 58,055,555 to various parties and reduced its previously issued shares by a total of 1,944,445. As of September 30, 2001, a total of 61,111,110 shares of the Company's Common Stock had been issued and were outstanding.

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

As of September 30, 2001, no shareholders, officers, directors, or other related parties had incurred costs on behalf of the Company to be repaid or refunded by the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources.

The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net proceeds in the amount of $5,000 from its initial capitalization, which have been expended as a result of the recent merger. Consequently, the Company's balance sheet for the quarter ended September 30, 2001, reflects a total asset value of $0.

Due to its limited activities, management believes the Company for the next twelve months has sufficient assets or capital resources to pay its on-going expenses while it is seeks out additional equity funds through the sale of additional securities to proceed with the 121 International Concept. As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is currently anticipated that the Company may rely on loans from shareholders or third parties to pay expenses at least until it is able to raise sufficient additional capital.

Results of Operations.

During the period from February 11, 1999 (inception) through September 30, 2001, the Company has engaged in no significant operations other than its organizational activities, registering its securities under the Securities and Exchange Act of 1934, as amended, and acquiring the assets of the 121 International Concept. No revenues were received during this period, and the Company experienced a cumulative net loss of $5,000 to pay expenses related to the acquisition of the 121 International Concept.

The Company has not conducted any operations to date. Its net losses since inception (February 11, 1999), totaling $5,000, are related to expenses associated with the acquisition of the 121 International Concept. The Company does not expect to generate any revenues until such time as it is able to raise sufficient additional capital to pursue the activities related to the 121 International Concept, but in the future it may incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company may incur losses each quarter at least until it has commenced operations. Depending upon the performance of the recently acquired business strategy, the Company may continue to operate at a loss even following completion of the business acquisition.

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

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 25, 2001; a unanimous vote by the stockholders and Board of Directors of Vintendo Corporation ("Vintendo") approved (1) an Acquisition Agreement and Plan of Reorganization whereby Vintendo will issue 55,000,000 shares of its common stock to Mr. Daniel Laroque in exchange for all of assets, business plans, strategies, and strategic business relationships known collectively as the 121 International Concept, (2) reduce the 5,000,000 currently issued and outstanding shares to 3,055,555 shares, (3) issue a total of 3,055,555 shares to Epic Holding Corporation, William Flannigan, Gopublic.com LLC, and James McQuirter in furtherance of this transaction, (4) a name change from Vintendo Corporation to 121 International Corporation, (5) the election of Mr. Daniel Laroque as the new sole Director of Vintendo, thereby replacing the previous sole director of Vintendo, Mr. Kevin Nichols,
(6) the election and appointment of Mr. Daniel Laroque as the President, Mr. Didier Forquignon, Ms. Isabelle Laroque, and Mr. Philippe Rebillard as Vice Presidents, and Mr. Timothy Orr as the Secretary of Vintendo (Mr. Nichols resigned from his previous capacity as President), and (7) for a period of two years from the closing date of the Acquisition it shall require a 100% approval from the shareholders to "roll-back" the number of issued and outstanding shares.

The Company has filed its Form 8-K with the SEC announcing the significant event as set forth above. You are encouraged to visit the SEC web-site at www.sec.gov to view this and other forthcoming information related to the Company's acquisition of the assets related to the 121 International Concept.

ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) None

(b) Reports on Form 8-K - The Company filed the following reports on Form 8-K during the quarter for which this report is filed.

    1) Form 8-K on August 10, 2001 - Details of Acquisition of the assets of 121 International Corporation.

    2) Form 8-K/A on August 15, 2001 - Amendment to the Form 8-K filed on August 10, 2001.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

121 INTERNATIONAL CORPORATION
(Registrant)

Date:  November 19, 2001

By: /s/ Daniel Laroque
    -----------------
        Daniel Laroque
        President and Director