Form 10KSB
period 2001-12-31
VINTENDO CORP/WA
filed 2002-08-22
CIK 1079552

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           Form 10-KSB
                   Commission File No: 0-29111

(Mark One)

X Annual report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended December 31, 2001

_____Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

              ALTADIGIT INTERNATIONAL CORPORATION
              -----------------------------------
                (formerly Vintendo Corporation)
             (Name of small business in its charter)

         NEVADA                               94-3350436
         ------                               ----------
       (State or other                     (IRS Employer Id. No.)
       jurisdiction of Incorporation)

                 3638 North Rancho Road, Suite 6-C
                       Las Vegas, NV 89130
                     -------------------------
                   (Address of Principal Office)

          Issuer's telephone number:   (702) 310-9540

Securities to be registered under Section 12(b) of the Act:

                       Title of each class
                       -------------------
                               N/A

Securities to be registered under Section 12(g) of the Act:

                      Common Stock, $0.001
                      --------------------
                        (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes  X   No ____ The Company was delayed in filing its Form 10Q's
for the 3rd quarter of 2001 and the 1st quarter of 2002, and its Form 10-K for the year ended December 2001.

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

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,001,000 as of July 31, 2002.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At July 31, 2002, the following shares of common were outstanding: Common Stock, par value of $0.001, 5,001,000 shares.

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

ITEM 1. DESCRIPTION OF BUSINESS

General

The Company was incorporated under the laws of the State of Nevada on February 11, 1999, for the purpose of engaging in any lawful business. To date, the Company's activities to date have been organizational ones, such as those directed at the raising of initial capital, its efforts to seek a business for acquisition, and the consummation of an acquisition of a new business strategy in July 2001. The Company has not yet commenced any commercial operations. The Company has no full-time employees and owns no real estate.

There has been no bankruptcy, receivership, or similar proceeding. There has been no material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business, except the acquisition of a new business plan in July, 2001 from Mr. Daniel Laroque.

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

Business of Issuer

In July, 2001, the Company acquired a new business strategy from Mr. Daniel Laroque and has since been pursuing that business plan.

As of the end of its year ending December 31, 2001, the Company, with its new President, is seeking to initiate a new business plan which seeks to establish an internet-based buying club utilizing its members as its sales force. A fundamental concept of the plan is rewarding members with a check at the end of each month for referrals that become members and for all subsequent purchases made by those referred members. Until such time as additional funds are raised, the Company will have to limit the amount of time spent on its business plan. The Company is pursuing, but has not yet reached any agreement or definitive understanding with any person(s) concerning any additional funding.

The Company's business plan seeks to establish a "sales club" whereby its members will be able to access a distribution network and purchase various goods and/or services from affiliated members. When goods and/or services are purchased, a portion of the proceeds will accrue to the benefit of those members that were instrumental in signing up the parties making the transaction.

The Company has not yet established the specific goods and/or services it will be targeting in setting up its sales network.

Competition

The Company expects to encounter substantial competition in its efforts to implement its business plan. The electronic commerce ("e-commerce") industry is filled with thousands, if not millions, of individuals up to large multi-national companies seeking to sell their goods and/or services over the internet. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities.

Employees

The Company, at present, has no employees. The President, and other officers, have been providing their services at no cost to the Company, and will continue to do so until such time as the Company is able to raise sufficient additional funding to readily pursue its business strategy.

Note: The Company cautions the reader that there are many uncertainties and unknown factors which could affect its ability to carry out its business plan in the manner described herein.

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently maintains a mailing address at 3638 North Rancho Drive, Suite 6-C, Las Vegas, NV 89130. The Company has no properties, and at this time has no agreements to acquire any properties. The Company currently uses the offices of Mr. Daniel Laroque (President and Director of the Company) at no cost to the Company. The Company expects this arrangement to continue for the foreseeable future.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year that ended December 31, 2001.

Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is currently no market for the Company's common stock.

No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of proceeds in the amount of $5,000 from its inside capitalization funds and the expenditure of said funds for professional fees during the year ended December 31, 2001.

Results of Operations

During the period from February 11, 1999 (inception) through December 31, 2001, the Company has engaged in no significant operations other than organizational activities, initial capitalization, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and the acquisition of a new business strategy from Mr. Daniel Laroque. The Company has received no revenues since its inception.

For the fiscal year ending December 31, 2002, the Company may incur a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and successfully raising additional funding, and also from operations if the Company is successful in raising sufficient additional funds to begin operations. It may also continue to operate at a loss even after raising additional capital and beginning its operations, depending upon the performance of the new business strategy.

Need for Additional Financing

The Company will require additional capital in order to meet its cash needs for the next year, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.

No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities or financing, or any combination thereof. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering

ITEM 7. FINANCIAL STATEMENTS

                   ALTADIGIT INTERNATIONAL CORPORATION
                      (formerly Vintendo Corporation)

                       AUDITED FINANCIAL STATEMENTS

        As of December 31, 2000 and 2001, and for the Period from February 11, 1999 (date of inception) through December 31, 2001

                                                                  Page

Independent Auditor's Report                                         2

Financial Statements:

  Balance Sheets
    as of December 31 , 2000 and 2001                                3

Statements of Operations
  for the years ended December 31, 2000 and 2001,
    and the period from February 11 , 1999 (date of inception)
    through December 31, 2001                                        4

Statement of Changes in Stockholders' Equity
  for the years ended December 31, 2000 and 2001,
    and the period from February 11 , 1999 (date of inception)
    through December 31, 2001                                        5

Statements of Cash Flows
  for the years ended December 31, 2000 and 2001,
    and the period from February 11 , 1999 (date of inception)
    through December 31, 2001                                        6

Notes to Financial Statements                                        7

                       INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders of
Altadigit International Corporation:

I have audited the accompanying Balance Sheets of Altadigit International Corporation (formerly Vintendo Corporation), a Nevada corporation, as of December 31, 2000 and 2001, and the related Statements of Operations, Changes in Stockholders' Equity, and Cash Flows for the years ended December 31, 2000 and 2001, and the period from February 11, 1999 (the date of inception) through December 31, 2001. These Financial Statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the Financial Statements referred to above present fairly, in all material respects, the financial position of Altadigit International Corporation (formerly Vintendo Corporation) as of December 31, 2000 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2000 and 2001, and the period from February 11, 1999 (date of inception) through December 31, 2001, in conformity with generally accepted accounting principles.

/s/ Merri Nickerson
-------------------
MERRI NICKERSON, CPA
Spokane, Washington
July 23, 2002

                   Altadigit International Corporation
                     (formerly Vintendo Corporation)
                      (A Development Stage Company)
                             Balance Sheets
                    As of December 31, 2000 and 2001

                                              December 31,  December 31,
                                                   2000          2001
                                              -----------   -----------
ASSETS
Cash                                          $    5,000    $         0
                                              -----------   -----------
Total Assets                                  $    5,000    $         0

LIABILITIES
Accounts Payable                              $        0    $         0
                                              -----------   -----------

STOCKHOLDERS' EQUITY
Common Stock:
   Paid-In Capital, Par Value $0.001 per
   Share, 75,000,000 Shares Authorized,
   5,000,000 and 5,001,000 Shares Outstanding $    5,000     $    5,001
Paid In Capital In Excess of Par Value                 0             (1)
(Deficit) Accumulated During Development
   Stage                                               0         (5,000)
                                              -----------   -----------
Total Stockholders' Equity                    $    5,000    $         0
                                              -----------   -----------

Total Liabilities and Stockholders' Equity    $    5,000    $         0
                                              -----------   ------------

             See accompanying notes to financial statements.

                    Altadigit International Corporation
                      (formerly Vintendo Corporation)
                      (A Development Stage Company)
                         Statements of Operations
             For the Years Ended December 31, 2000 and 2001,
  and for the Period from Inception (February 11, 1999) to December 31, 2001

                                       Year Ended   Year Ended  Inception to
                                      December 31, December 31,  December 31,
                                          2000         2001         2001
                                      -----------  -----------   -----------
Operating Revenues                    $        0   $        0    $        0

Operating Expenses                             0        5,000         5,000
                                      -----------  -----------   -----------

Net Income (Loss)                     $        0   $   (5,000)   $   (5,000)

Per Share Information:
   Basic and Diluted (Loss)
   per Common Share                   $    0.00    $     0.00

Weighted Average Shares Outstanding   5,000,000     5,000,417

              See accompanying notes to financial statements.

                   Altadigit International Corporation
                     (formerly Vintendo Corporation)
                      (A Development Stage Company)
              Statements of Changes in Stockholders' Equity
             For the Years Ended December 31, 2000 and 2001,
    and the Period from Inception (February 11, 1999) to December 31, 2001

                                 Common      Par     Excess of    Retained
                                 Shares     Value    Par Value    Earnings
                                 ------     ------   ---------    --------
Issuance of Common
   Shares Cash at
   $0.001 per Share            5,000,000   $5,000            -           -

Net Operating Loss for the
   Period from February 16, 1999
   (date of inception) to
   December 31, 1999                   -        -            -           0
                                 ------     ------   ---------    --------
BALANCE AT
   DECEMBER 31, 1999          5,000,000      5,000           0           0
                                 ------     ------   ---------    --------
Net Operating Loss for the
   Period from January 1, 2000
   to December 31, 2000               -          -           -           0
                                 ------     ------   ---------    --------
BALANCE AT
   DECEMBER 31, 2000          5,000,000      5,000           0           0
                                 ------     ------   ---------    --------
Cancellation of Issued and
  Outstanding Shares on
  July 25, 2001 (Note 1)     (4,750,000)    (4,750)          -           -

Issuance of New Shares
  On July 25, 2001 (Note 1)   4,751,000      4,751          (1)          -

Net Operating Loss for the
   Period from January 1, 2001
   to December 31, 2001              -           -           -      (5,000)
                                 ------     ------   ---------    --------
BALANCE AT
   DECEMBER 31, 2001          5,001,000     $5,001   $      (1)   $ (5,000)
                                 ------     ------   ---------    --------


          See accompanying notes to financial statements.

                   Altadigit International Corporation
                     (formerly Vintendo Corporation)
                      (A Development Stage Company)
                        Statements of Cash Flows
           For the Years Ended December 31, 2000 and 2001, and for the Period from Inception (February 11, 1999) to December 31, 2001

                                      Year Ended   Year Ended   Inception to
                                     December 31, December 31,  December 31,
                                         2000         2001           2001
                                     -----------  -----------   -----------

Net Income (Loss)                    $         0  $    (5,000)  $    (5,000)
                                     -----------  -----------   -----------
Net Cash Provided From (Used In)
   Operating Activities                        0       (5,000)       (5,000)

Cash Flows From (Used In) Financing
   Activities:
      Common Stock Sold for Cash           5,000            0         5,000
                                     -----------  -----------   -----------

Net Increase (Decrease) in Cash            5,000       (5,000)            0

Cash at Beginning of Period                    0        5,000             0
                                     -----------  -----------   -----------

Cash at End of Period                $     5,000  $         0   $         0
                                     -----------  -----------   -----------


              See accompanying notes to financial statements.

                   Altadigit International Corporation
                     (formerly Vintendo Corporation)
                      (A Development Stage Company)
                      Notes to Financial Statements
                        December 31, 2000 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Altadigit International Corporation (formerly Vintendo Corporation) was incorporated on February 16, 1999, under the laws of the State of Nevada, for the purpose of engaging in any lawful business. The Company has elected to report on a calendar year basis.

The Company is in its development stage and to date its activities have been limited to organization, capital formation, issuance of shares to its original shareholders, and the acquisition of a new business plan during July, 2001. It has not yet commenced any operational activities.

The Company has authorized 75,000,000 shares of Common Stock having a par value of $.001 per share. On February 16, 1999, the Company issued a total of 5,000,000 of its Common Shares at $0.001 per Share, for total proceeds of $5,000. On July 25, 2001, the Company acquired a new business plan from Mr. Daniel Laroque. As part of the acquisition, a total of 4,750,000 shares of previously issued stock were cancelled and another 4,751,000 shares were issued to new shareholders. The Company also changed its name to Altadigit International Corporation as part of the acquisition. As of December 31, 2000 and 2001, a total of 5,000,000 and 5,001,000 shares of Common Stock, respectively, had been issued and were outstanding.

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

  3.The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real property. Office services are provided without charge by the President of the Company. Such costs are immaterial to the financial statements and, accordingly have not been reflected therein.

As of December 31, 2000 and 2001, no shareholders, officers, directors, or other related parties had incurred costs on behalf of the Company to be repaid or refunded by the Company.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no change in, or disagreements with, its principal independent accountant since the date of inception.

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, POMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company has one Director and Officer, and one other control person, as follows:

Name                         Positions and Offices Held
------------------           --------------------------

Daniel Laroque               President, Chairman of the Board
Didier Forquignon            Vice President
Isabelle Laroque             Vice President
Philippe Rebillard           Vice President
Timothy Orr                  Secretary/Treasurer

There are no agreements or understandings for the officers or directors to resign at the request of another person and the above-named officers and directors are not acting on behalf of nor will act at the direction of any other person.

It is anticipated that the new Board may appoint officers and additional directors as the appropriate candidates are identified.

Set forth below, for each of the officers and directors of the Company, are the histories of their business experience during at least the last five years:


Daniel Laroque
--------------

EDUCATION
-------------
1985          Master of Business Administration University of San Francisco
                (USA)

1979 / 1984   French High Business School

1979          BAC B, Economy

CAREER EXPERIENCE
-----------------

1997 to 1999:    ROYAL MOUGINS GOLF CLUB  - General manager. In 2 years, the golf club became part of the 100 Finest Golf Clubs of the World. Still in operation.

1995 to present: Buyout of a REAL ESTATE AGENCY on the French Riviera,
                 specialized in sales of luxury houses, management of properties. The agency is more than 60 years old. Still in operation.

1994 /1995:      Buyout and management of a LEISURE RESORT on the French
                 Riviera, still in operation.

1993 /1994       ACHIEVERS - General manager for France - U.S. company of
                 nutritional products. Leader in Europe, launch of this company in Europe. Training and sales organization all over Europe and USA.

1992 to present: Creation of a RESTAURANT on the French Riviera. Still in
                 operation.

1990 / 1992:     Creation of two VIDEO CLUBS that became Number 1 in France in terms of turnover. Still in operation.

1986 / 1990:     JVC - Marketing manager. Japanese company specialized in
                 audio and video products.

Didier Forquignon
-----------------

EDUCATION

1987       California University: listener, option: International Marketing

           Superior Trade School of Paris: specialized in Marketing

1979       University of Sciences of Metz

1977       BAC F3, Electronics

CAREER EXPERIENCE

1998/2000:      IPSUM INTERNATIONAL, Ltd. - Vice President of Communications
                and Public Relations

1996/1998:      VISION INTERNATIONAL PEOPLE, Independent Distributor Network
                Marketing: development, training and management of distributors.

1991/1996:      CONSULTANT for an International Association of Consultants
                specialised in Marketing and Sales Strategy.

Concurrently:   International Trade Teacher (Superior Trade School); speaker in International Business (in the different schools of the group).

1987/1990:      S.AM. CROVETTO, Monaco - Sales and Marketing Manager
                Results turnover : + 270%

1985/1987:      STANADYNE INC.- RUNGIS France - European Marketing Manager
                Import and distribution of bathroom appliances. Setting up of branches in France, Spain, Belgium, Italy. Definition of the
                Marketing plan. Recruitment. Training - Within one year, we captured 10% of the market.

1982/1984:      PARTENAIRE EXPORT - Founder co-Manager
                International Trade Consultancy

1981/1982:      KETTNER France, Metz - Sales and recruitment
                Import and distribution of hunting weapons and sportswear.

Isabelle Laroque
----------------

EDUCATION

1986       English Certificate of Proficiency/ University of Cambridge (UK)

1985       University of Nice, France; Matrise de Droit (Law)

1979       BAC A2, Literature and Languages

CAREER EXPERIENCE

1998/2000:    IPSUM INTERNATIONAL, Ltd. - Vice President of Customer
              Relations

1996/1998:    VISION INTERNATIONAL PEOPLE, Distributors Relation and
              Communication Manager.
              Manager of VIP Communication office in France (5 employees);
              responsible for the office VIP Communication in Moscow (12 employees). Organization of all communication literature, flyers, adverts, for the distributors; organization of events for the Company and distributors. Management of the office's team.

1995 / 1996:  ACHIEVERS, U.S. company of nutritional products. Leader in
              Europe, launch of this company in Europe. Training and sales organization all over Europe and USA.

1993/1994:    QUORUM, U.S. company of electronics and cosmetics.
              Distributor(leader in Europe) with a network of distributors in France, Italy, Germany, Holland, Belgium, UK, U.S.A. Training and sales organization.

1986 / 1992:  Nice International Airport / Chamber of Commerce and Industry
              Hostess in charge of Congress' organization, VIP. Supervisor of the Information desk employees.

Philippe Rebillard
------------------

EDUCATION

1992 BTS (two-year degree) in Technical Equipment and Energy Option thermic installations and air conditioning

1989    FRENCH HIGH SCHOOL DIPLOMA

1987    BEP and CAP - Sanitary and Thermic

CAREER EXPERIENCE

1998/2000:    IPSUM INTERNATIONAL , Ltd. - Vice President of Business
              Development

1996/1998:    VISION INTERNATIONAL PEOPLE - Eastern Europe, development, training and management of a 110 000-distributors network.

1995/1996:    ACHIEVERS - France and Germany
              Development, training and management of a 5 000-distributor network.

1994/1995:    QUORUM INTERNATIONAL - France and Italy
              Development, training and management of a 300-distributor network.

1993/1995 :   CENTRE HOSPITALIER UNIVERSITAIRE DE NICE
              Technical assistant, in charge of maintenance and plumbing, heating and air conditioning for 5 hospitals in Nice.

Timothy Orr
-----------
Mr. Orr is presently enrolled in law school at Gonzaga Graduate School of Law in Spokane, WA.

From 1996 to 1998 Mr. Orr was the co-owner (50%) and operator of T-2 Services, Inc., which he started in March of 1996. T-2 Services, Inc. was an environmental consulting and remediation firm in the State of Washington. In addition to being the founder and operator of T-2 Services, Inc. Mr. Orr was responsible for marketing, corporate development, and project management for the company. In December of 1998 Mr. Orr sold 100% of his interest in T-2 Services, Inc. to the other co-owner of the company. To date T-2 Services, Inc. is still in operation focusing on metal manufacturing in the environmental field as well as other potentially profitable areas.

From 1994 to 1996 Mr. Orr worked as a biologist with Roar Tech Environmental Services, Inc. where he was responsible for developing and executing research for cleanup procedures for petroleum-impacted soil and water. Mr. Orr was also a Washington State Site Assessor with Roar Tech where he was involved with coordinating state and federal regulatory agencies involving environmental land up-grades.

From 1990 to 1994 Mr. Orr was a college student receiving a Bachelor of Science Degree in Biology from Whitworth College, Spokane Wa.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2001, each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually, and all directors and officers of the Company as a group. Except as noted each person has sole voting and investment power with respect to the shares shown.

Name and Address                  Amount of                 Percentage
of Beneficial Owner               Beneficial Ownership      of Class
--------------------              --------------------      --------
Mr. Daniel Laroque (1)                  4,501,000               90%
8 & 16 Avenue de la Victoire
06250 Mougins, France

All Executive Officers and
Directors as a Group (1 Person)         4,501,000               90%

(1)  M. Laroque is the President and Chairman of the Board of the Company.

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

      (b) There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 2001.

Signatures

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ALTADIGIT INTERNATIONAL CORPORATION
(formerly Vintendo Corporation)

By: /s/ Daniel Laroque
        --------------
        Daniel Laroque
        President and Chairman of the Board

Date: July 31, 2002