Form 10QSB
period 2002-03-31
VINTENDO CORP/WA
filed 2002-08-22
CIK 1079552

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-QSB

(X) Quarterly report under section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended March 31, 2002.

                        Commission File No: 000-29111

                     ALTADIGIT INTERNATIONAL CORPORATION
                     -----------------------------------
                       (formerly Vintendo Corporation)
                    (Name of small business in its charter)

         NEVADA                                      94-3350436
         ------                                      ----------
        (State or other                        (IRS Employer Id. No.)
         jurisdiction of Incorporation)

         3638 North Rancho Drive Ste 6-C
         Las Vegas, NV                                 89130
         -------------------                           -----
        (Address of Principal Office)                Zip Code

              Issuer's telephone number: (702) 310-9540

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

The Company was delayed in filing its Form 10Q's for the 3rd quarter of 2001 and the 1st quarter of 2002, and its Form 10K for the year ended December 31, 2001.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At March 31, 2002, the following shares of common were outstanding: Common Stock, par value of $0.001, 5,001,000 shares.

Transitional Small Business Disclosure Format (Check one): Yes   No  X

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended March 31, 2002, follow. The financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the periods presented.

The following financial statements are attached to this report and filed as a part thereof.

     1) Balance Sheet
     2) Statement of Operations
     3) Statement of Cash Flows
     4) Notes to Financial Statements

                   Altadigit International Corporation
                     (formerly Vintendo Corporation)
                      (A Development Stage Company)
                         Unaudited Balance Sheets
                As of March 31, 2001 and March 31, 2002

                                               March 31,     March 31,
                                                   2001          2002
                                             ----------     ---------
ASSETS
Cash                                            $ 5,000       $     0
                                                -------       -------

Total Assets                                    $ 5,000       $     0
                                                =======       =======

LIABILITIES
Accounts Payable                                $     0       $     0
                                                -------       -------
STOCKHOLDERS' EQUITY
Common Stock:
   Paid-In Capital, Par Value $0.001 per
   Share, 75,000,000 Shares Authorized,
   5,000,000 and 5,001,000
   Shares Outstanding                           $ 5,000       $ 5,001
Paid In Capital In Excess of Par Value                0            (1)
(Deficit) Accumulated During Development
   Stage                                              0        (5,000)
                                                -------       -------
Total Stockholders' Equity                      $ 5,000       $     0
                                                -------       -------

Total Liabilities and Stockholders' Equity      $ 5,000       $     0
                                                =======       =======

                  See accompanying notes to financial statements.

                   Altadigit International Corporation
                     (formerly Vintendo Corporation)
                      (A Development Stage Company)
                   Unaudited Statements of Operations
             For the Three Months Ended March 31, 2001 and
                    March 31, 2002 and for the Period
         From Inception (February 11, 1999) through March 31, 2002

                                  Three Months   Three Months   Inception
                                      Ended         Ended        Through
                                    March 31,      March 31,     March 31,
                                         2001          2002       2002
                                     ---------     ---------  ---------
Operating Revenues                    $     0       $     0    $     0

Operating Expenses                    $     0       $     0    $ 5,000
                                     ---------     ---------  ---------

Net Income (Loss )                    $     0       $     0    $(5,000)

Per Share Information:
   Basic and Diluted (Loss)
   per Common Share                   $ (0.00)      $ (0.00)

Weighted Average Shares Outstanding  5,000,000     5,001,000

               See accompanying notes to financial statements.

                    Altadigit International Corporation
                      (formerly Vintendo Corporation)
                       (A Development Stage Company)
                         Statements of Cash Flows
                For the Three Months Ended March 31, 2001 and
                    March 31, 2002 and for the Period
         From Inception (February 11, 1999) through March 31, 2002

                                  Three Months  Three Months  Inception
                                      Ended         Ended      Through
                                     March 31,     March 31,  March 31,
                                         2001          2002       2002
                                    ---------     ---------  ---------

Net Income (Loss)                     $     0       $     0    $(5,000)
                                    ---------     ---------  ---------
Net Cash Provided From (Used In)
   Operating Activities               $     0       $     0    $(5,000)

Cash Flows From (Used In) Financing   $     0       $     0    $     0
   Activities:
      Common Stock Sold for Cash            0             0      5,000
                                    ---------     ---------  ---------

Net Increase (Decrease) in Cash             0             0          0

Cash at Beginning of Period             5,000             0          0
                                   ----------    ----------  ---------

Cash at End of Period                $  5,000      $      0    $     0
                                   ==========    ==========  =========

                See accompanying notes to financial statements.

                      Altadigit International Corporation
                        (formerly Vintendo Corporation)
                        (A Development Stage Company)
                             Management Provided
                        Notes to Financial Statements
                               March 31, 2002

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

The Company has authorized 75,000,000 shares of Common Stock having a par value of $.001 per share. On February 11, 1999, the Company issued a total of 5,000,000 of its Common Shares at $0.001 per Share, for total proceeds of $5,000. On July 25, 2001, the Company acquired a new business plan from Mr. Daniel Laroque. A part of the acquisition, a total of 4,750,000 shares of previously issued stock were cancelled and another 4,751,000 shares were issued to new shareholders. The Company also changed its name to Altadigit International Corporation as part of the acquisition. As of March 31, 2001 and 2002, a total of 5,000,000 and 5,001,000 shares of Common Stock, respectively, had been issued and were outstanding.

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

As of March 31, 2001 and 2002, no shareholders, officers, directors, or other related parties had incurred costs on behalf of the Company to be repaid or refunded by the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources.

The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net proceeds in the amount of $5,000 from its initial capitalization, which has since been expended for professional services. Consequently, the Company's balance sheet for the quarter ended March 31, 2002, reflects a total asset value and a cash position of $0.

The Company will be looking to raise additional capital, through the sale of securities or otherwise, so that it can further pursue its business plan, but at present has been unsuccessful in its efforts to do so. As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is currently anticipated that the Company may rely on loans from shareholders or third parties to pay expenses at least until it is able to consummate a business combination. The President, and other officers, of the Company have been taking no salary or receiving any other compensation for their services until such time as the Company can raise additional funds

Results of Operations.

During the period from February 11, 1999 (inception) through March 31, 2002, the Company has engaged in no significant operations other than organizational activities, registering its securities under the Securities and Exchange Act of 1934, as amended, and the acquisition of the new business plan from Mr. Laroque in July 2001. No revenues were received during this period, and the Company's cumulative net losses are a result of the payment of professional fees.

As of the end of its quarter ending March 31, 2002, the Company is pursuing, but has not yet reached any agreement or definitive understanding with any person(s) concerning any additional funding. The Company, with its new President, is seeking to initiate the new business plan which seeks to establish an internet-based buying club utilizing its members as its sales force. A fundamental concept of the plan is rewarding members with a check at the end of each month for referrals that become members and for all subsequent purchases made by those referred members. Until such time as additional funds are raised, the Company will have to limit the amount of time spent on its business plan.

The Company has not conducted any operations to date and has net losses of $5,000 since inception (February 11, 1999) from the payment of professional fees. The Company does not expect to generate any revenue until it is able to raise additional funds and further initiates its new business plan. However, in the future it may incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company may incur losses each quarter until such time as it begins receiving operating revenues. Depending upon the success of its new business plan, the Company may continue to operate at a loss even upon the receipt of operating revenues.

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

ALTADIGIT INTERNATIONAL CORPORATION
(formerly Vintendo Corporation)
(Registrant)

Date:  July 31, 2002

By: /s/ Daniel Laroque
    -----------------
        Daniel Laroque
        President and Director